Form 10-K
period 2005-12-31
Bear Stearns Commercial Mortgage Securities Trust 2005-TOP20
filed 2006-03-31
CIK 1341316

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-120522-05


        Bear Stearns Commercial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2005-TOP20

     (Exact name of registrant as specified in its charter)


  New York                                          54-2186685
  (State or other jurisdiction of                   54-2186686
  incorporation or organization)                    54-2186687
                                                    54-2186690
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  ___     No  X

        The registrant has not been subject to filing requirements for the past 90 days as the closing date for the transaction was October 28, 2005.


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 57.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Wells Fargo Bank, N.A., as Master Servicer for the 1345 Avenue of the Americas loan <F1>
      b) Wells Fargo Bank, N.A., as Special Servicer for the 1345 Avenue of the Americas loan <F1>
      c) GMAC Commercial Mortgage Corporation, as Master Servicer for the 200 Madison Avenue loan <F1>
      d) LNR Partners, Inc., as Special Servicer for the 200 Madison Avenue loan <F1>
      e) ARCap Servicing, Inc., as Special Servicer <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer for the Hinckley Portfolio loan <F1>
      g) ARCap Servicing, Inc., as Special Servicer for the Hinckley Portfolio loan <F1>
      h) Wells Fargo Bank, N.A., as Master Servicer for the Park Avenue Plaza loan <F1>
      i) Wells Fargo Bank, N.A., as Special Servicer for the Park Avenue Plaza loan <F1>
      j) Wells Fargo Bank, N.A., as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Wells Fargo Bank, N.A., as Master Servicer for the 1345 Avenue of the Americas loan <F1>
      b) Wells Fargo Bank, N.A., as Special Servicer for the 1345 Avenue of the Americas loan <F1>
      c) GMAC Commercial Mortgage Corporation, as Master Servicer for the 200 Madison Avenue loan <F1>
      d) LNR Partners, Inc., as Special Servicer for the 200 Madison Avenue loan <F1>
      e) ARCap Servicing, Inc., as Special Servicer <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer for the Hinckley Portfolio loan <F1>
      g) ARCap Servicing, Inc., as Special Servicer for the Hinckley Portfolio loan <F1>
      h) Wells Fargo Bank, N.A., as Master Servicer for the Park Avenue Plaza loan <F1>
      i) Wells Fargo Bank, N.A., as Special Servicer for the Park Avenue Plaza loan <F1>
      j) Wells Fargo Bank, N.A., as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Wells Fargo Bank, N.A., as Master Servicer for the 1345 Avenue of the Americas loan <F1>
      b) Wells Fargo Bank, N.A., as Special Servicer for the 1345 Avenue of the Americas loan <F1>
      c) GMAC Commercial Mortgage Corporation, as Master Servicer for the 200 Madison Avenue loan <F1>
      d) LNR Partners, Inc., as Special Servicer for the 200 Madison Avenue loan <F1>
      e) ARCap Servicing, Inc., as Special Servicer <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer for the Hinckley Portfolio loan <F1>
      g) ARCap Servicing, Inc., as Special Servicer for the Hinckley Portfolio loan <F1>
      h) Wells Fargo Bank, N.A., as Master Servicer for the Park Avenue Plaza loan <F1>
      i) Wells Fargo Bank, N.A., as Special Servicer for the Park Avenue Plaza loan <F1>
      j) Wells Fargo Bank, N.A., as Master Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Bear Stearns Commercial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2005-TOP20
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Kathryn A. O'Neal, Managing Director/Head of Servicing

  By: /s/ Kathryn A. O'Neal, Managing Director/Head of Servicing

  Dated: March 29, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Kathryn A. O'Neal, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-TOP20 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     ARCap Servicing, Inc. as Special Servicer, GMAC Commercial Mortgage Corporation as Master Servicer and LNR Partners, Inc. as Special Servicer.

     Date: March 29, 2006

     /s/ Kathryn A. O'Neal
     Signature

     Managing Director/Head of Servicing
     Title


  EX-99.1 (a)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.


We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Commercial Mortgage Servicing (a division of Wells Fargo Bank, N.A.), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Commercial Mortgage Servicing complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material aspects.



/s/ KPMG LLP


February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (b)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.


We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Commercial Mortgage Servicing (a division of Wells Fargo Bank, N.A.), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Commercial Mortgage Servicing complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material aspects.



/s/ KPMG LLP


February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (c)
PRICEWATERHOUSECOOPERS (logo)

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
www.pwc.com


Report of Independent Accountants


To the Board of Directors and Shareholder of GMAC Commercial Mortgage Corporation:

We have examined management's assertion, dated February 27, 2006, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum master servicing policy ("Master Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2005 included in the accompanying management assertion (see
Exhibit I). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that, except for instances of noncompliance, the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


February 27, 2006

(page)

Exhibit I


Management's Assertion Concerning Compliance
With Minimum Master Servicing Standards

February 27, 2006

As of and for the year ended December 31, 2005, for the master servicing transactions included in Exhibit II. GMAC Commercial Mortgage Corporation has complied, in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit III), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement that reconciling items shall be resolved within ninety (90) calendar days of identification, for which the company was not in compliance.


As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer

(page)

Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

ACMF I SERIES 1997-C1
AETNA SERIES 1995-05
AMERICAN SOUTHWEST SERIES 1993-2
ASC SERIES 1996-D3
ASC SERIES 1997-D4
ATHERTON 1997-1
ATHERTON 1998-A
ATHERTON 1999-A
ATHERTON WAREHOUSE-AW9601
ATHERTON-PW WAREHOUSE
BACM 2001-C1
BANK OF AMERICA 2002-X1
BKB SERIES 1997-C1 (LB)
CALSTERS 2002 C6
CALWEST 2003-CALW
CAPCO SERIES 1998-D7
CCMSC 2001-245 PRK AVE
CDC 2002-FX1
CDO SERIES 2004-1
CG SERIES 2005-EMG
CGMT SERIES 2004-FL1
CHASE SERIES 1996-1
CHASE SERIES 1996-2
CHASE SERIES 1997-1
CHASE SERIES 1997-2
CHASE SERIES 1998-2
CHASE SERIES 2000-FL1
CHASE-FIRST UNION 1999-1
CITICORP LEASE TRUST 1999-1
COLUMN SERIES 2002 CCL1
COMM 2001-J2
COMM 2003-LNB1
COMM 2005-FL11
COMM SERIES 2001-FL5
COMM SERIES 2004-LNB2
COMM SERIES 2004-LNB4
COMM SERIES 2005-C6
CREST GSTAR 2001-1
CSFB SERIES 1995-Ml
CSFB SERIES 1997-PS1
CSFB SERIES 1998-PS2
CSFB SERIES 1999-PS3
CSFB SERIES 2000-C1
CSFB SERIES 2000-PS4
CSFB SERIES 2001-CF2

(page)

CSFB SERIES 2001-SPG1
CSFB SERIES 2005-C1
CSFB SERIES 2005-C5
DAIWA 1993-1
DLJ SERIES 1996-CF1
DLJ SERIES 1997-CF1
EDI
EDII
EMAC 1998
EMAC 1999
EMAC 2000
FMAC 1991-A
FMAC 1993-B
FMAC 1994-A
FMAC 1995-B
FMAC 1996-B
FMAC 1997-A
FMAC 1997-B
FMAC 1997-C
FMAC 1998-A
FMAC 1998-B
FMAC 1998-C
FMAC 1998-D
FMAC 2000-A
FMHA
FNMA SERIES 1998-M1
FOREST CITY 1994-1
FREEHOLD RACEWAY
G3 STRATEGIC INV 2002-WL1
GCCF SERIES 2005-GG3
GFCM 2003-1
GGP MALL PROP TR-SERIES 2001-GGP1
GMACCM SERIES 1996-C1
GMACCM SERIES 1997-C1
GMACCM SERIES 1997-C2
GMACCM SERIES 1998-C1
GMACCM SERIES 1998-C2
GMACCM SERIES 1999-C1
GMACCM SERIES 1999-C2
GMACCM SERIES 1999-C3
GMACCM SERIES 1999-CTL1
GMACCM SERIES 2000-C1
GMACCM SERIES 2000-C2
GMACCM SERIES 2000-C3
GMACCM SERIES 2000-FL1
GMACCM SERIES 2000-FL-F
GMACCM SERIES 2001-A
GMACCM SERIES 2001-C1
GMACCM SERIES 2001-C2
GMACCM SERIES 2001-FL1
GMACCM SERIES 2002-C1

(page)

GMACCM SERIES 2002-C2
GMACCM SERIES 2002-C3
GMACCM SERIES 2002-FL1
GMACCM SERIES 2003 SENIORS
GMACCM SERIES 2003-C1
GMACCM SERIES 2003-C2
GMACCM SERIES 2003-C3
GMACCM SERIES 2003-FL1
GMACCM SERIES 2003-FLA
GMACCM SERIES 2003-FL-SNF
GMACCM SERIES 2004-C1
GMACCM SERIES 2004-C2
GMACCM SERIES 2004-C3
GMACCM SERIES 2005-C1
G-MAX 2002-FLA
GMAX 2002-FX-1
GOLDMAN SACHS SERIES 1997-GLI
GOLDMAN SACHS SERIES 1998-C1
GOLDMAN SACHS SERIES 1998-GLII
GOLDMAN SACHS SERIES 1999-C1
GOLDMAN SACHS SERIES 2001-1285
GOLDMAN SACHS SERIES 2001-GL3
GOLDMAN SACHS SERIES 2001-ROCK
GOLDMAN SACHS SERIES 2002-GSFL V
GOLDMAN SACHS SERIES 2003-C1
GOLDMAN SACHS SERIES 2005-GG4
GOLDMAN SACHS SERIES 2005-GSFL VII
HEALTHFUND 1999-1
HUD
IPS 2005-1
JP MORGAN CHASE SERIES 2001-A
JP MORGAN CHASE SERIES 2001-CIBC1
JP MORGAN CHASE SERIES 2002-C3
JP MORGAN CHASE SERIES 2004-C1
JP MORGAN CHASE SERIES 2004-C2
JP MORGAN CHASE SERIES 2004-CIBC10
JP MORGAN CHASE SERIES 2004-CIBC8
JP MORGAN CHASE SERIES 2004-CIBC9
JP MORGAN CHASE SERIES 2004-LN2
JP MORGAN CHASE SERIES 2005-CIBC11
JP MORGAN CHASE SERIES 2005-CIBC12
JP MORGAN CHASE SERIES 2005-LDP3
JP MORGAN CHASE SERIES 2005-LDP4
JP MORGAN CHASE SERIES 2005-LDP5
LEHMAN BROTHERS SERIES 1992-2
LEHMAN BROTHERS SERIES 1992-1
LEHMAN BROTHERS SERIES 1995-C2
LEHMAN BROTHERS SERIES 1996-C2
LEHMAN BROTHERS SERIES 1998-C1
LIBRARY TOWER 1998-1
LK94C2

(page)

LONG LANE MASTER TRUST IV
LTC SERIES 1998-1
MCF 1996-MC2 (NATIONS)
MCF SERIES 1996-MC1
MCF SERIES 1998-MC1
MCF SERIES 1998-MC3
MERRILL LYNCH SERIES 1995-C3
MERRILL LYNCH SERIES 1996-C1
MERRILL LYNCH SERIES 1997-C1
MERRILL LYNCH SERIES 1998-C1-CTL
MERRILL LYNCH SERIES 1999 C2
MERRILL LYNCH SERIES 2000 CANADA 3
MERRILL LYNCH SERIES 2000-C4
MERRILL LYNCH SERIES 2001-05
MERRILL LYNCH SERIES 2002-BC2P
MERRILL LYNCH SERIES 2002-C7
MERRILL LYNCH SERIES 2002-C8
MERRILL LYNCH SERIES 2003 C-11
MERRILL LYNCH SERIES 2003-C10
MERRILL LYNCH SERIES 2003-C9
MERRILL LYNCH SERIES SERIES 2000-BELL MOBILITY
MERRILL LYNCH SERIES 2005-LC1
MORGAN STANLEY SERIES 1996-C1
MORGAN STANLEY SERIES 1997-C1
MORGAN STANLEY SERIES 1997-XL1
MORGAN STANLEY SERIES 1998-CF1
MORGAN STANLEY SERIES 1998-HF1
MORGAN STANLEY SERIES 1998-HF2
MORGAN STANLEY SERIES 1999-RM1
MSDW SERIES 1997-HF1
MSDW SERIES 1999-FNV1
MSDW SERIES 2001-IQ
MSDW SERIES 2001-PPM
MSDW SERIES 2002-HQ
MSDW SERIES 2002-IQ3
MSDW SERIES 2002-WM
MSDW SERIES 2003-IQ4
MSDW SERIES 2003-IQ5
MSDW SERIES 2003-IQ5 - B&B NOTES
MSDW SERIES 2005- IQ-10
NATIONS LINK SERIES 1996-1
NEW ENGLAN MUTUAL
NOMURA SERIES 1993 1 (HM9301)
NOMURA SERIES 1995 MD IV
NOMURA SERIES 1996 MD V
NOMURA SERIES 1996 MD VI
NOMURA SERIES 1998-D6
OREGON SERIES 1995-1
PAINE WEBBER 1996-13
PRUDENTIAL SECURITIES CREDIT
REAL - T SERIES 2004-1

(page)

SALOMON BROTHERS SERIES 1999-C1
SALOMON BROTHERS SERIES 2000-C1
SASCO SERIES 1997-LL1
SDG MACERICH (CMO)
SL COMMERCIAL 1997 C1
SOLAR TRUST SERIES 2001-1
SOLAR TRUST SERIES 2002-1
SOLAR TRUST SERIES 2003-CC1
U-HAUL SERIES 1993-1
USGI 1992-1

(page)

Exhibit III

GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;

   * be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

   * be reviewed and approved by someone other than the person who prepared the reconciliation; and

   * evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

(page)

IV. INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI. MONITORING OF SUBSERVICER COMPLIANCE

1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.





  EX-99.1 (d)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  Suite 3900
  200 South Biscayne Boulevard
  Miami, Florida 33131-5313

* Phone: (305) 358-4111
  www.ey.com



Report of Independent Certified Public Accountants

To LNR Partners, Inc.

We have examined management's assertion, included herein, that LNR Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2005. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ Ernst & Young, LLP


March 3, 2006






A Member Practice of Ernst & Young Global

(page)


Mortgage Bankers Association of America

Uniform Single Attestation Program for Mortgage Bankers

Minimum Servicing Standards Applicable to
LNR Partners, Inc. as Special Servicer for

GSMS 2005-GG4


                                                                        Not
Minimum Servicing Standards                             Applicable   Applicable

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly
   basis for all custodial bank accounts and                              X
   related bank clearing accounts.

2. Funds of the servicing entity shall be advanced
   in cases where there is an overdraft in an                             X
   investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a
   federally insured depository institution in trust                      X
   for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall
   be returned to the mortgagor within thirty (30)                        X
   calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the
   custodial bank accounts and related bank clearing                      X
   accounts within two business days of receipt.

2. Mortgage payments made in accordance with the
   mortgagor's loan documents shall be posted to the                      X
   applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal,
   interest, insurance, taxes or other escrow items in       X
   accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall
   be allocated in accordance with the mortgagor's           X
   loan documents.



1

(page)


                                                                        Not
Minimum Servicing Standards                             Applicable   Applicable

III. Disbursements

1. Disbursements made via wire transfer on behalf of
   a mortgagor or investor shall be made only by                          X
   authorized personnel.

2. Disbursements made on behalf of mortgagor or
   investor shall be posted within two business days                      X
   to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or
   before the penalty or insurance policy expiration
   dates, as indicated on tax bills and insurance
   premium notices, respectively, provided that such                      X
   support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with
   the payment of any tax bill or insurance premium
   notice shall be paid from the servicing entity's                       X
   funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omision.

5. Amounts remitted to investors per the servicer's
   investor reports shall agree with canceled checks,                     X
   or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent                    X
   unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree
   with or reconcile to investos' records on a monthly        X
   basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall
   agree with, or reconcile to, the records of mortgagors                 X
   with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on                    X
   the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with
   the mortgagor's loan documents on at least an annual                   X
   basis.


2

(page)


                                                                        Not
Minimum Servicing Standards                             Applicable   Applicable

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or
   credited, to mortgagors in accordance with the
   applicable state laws. (A compilation of state laws                    X
   relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON
   DEMAND service. For more information, contact MBA.)

VI. Delinquencies

1. Records documenting collection efforts shall be
   maintained during the period a loan is in default
   and shall be updated at least monthly. Such records
   shall describe the entity's activities in monitoring      X
   delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
   (e.g., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall
   be in effect on the servicing entity throughout the       X
   reporting period in the amount of coverage represented to investors in management's assertion.





3





  EX-99.1 (e)
(logo)ERNST & YOUNG

* Ernst & Young LLP
  Suite 1500
  2100 Ross Avenue
  Dallas, Texas 75201

* Phone: (214) 969-8000
  Fax:   (214) 969-8587
  Telex: 6710375
  www.ey.com


Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ARCap Servicing, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Servicing, Inc. (the Company) complied with the minimum servicing standards as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2005. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/Ernst & Young LLP


February 16, 2006


A Member Practice of Ernst & Young Global


[PAGE]

Attachment A

Minimum Servicing Standards


I.   Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
*         be mathematically accurate;
*         be prepared within forty-five (45) calendar days after the cutoff date
* be reviewed and approved by someone other than the person who prepared the reconciliation; and
* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

[PAGE]

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

(page)

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (f)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.


We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Commercial Mortgage Servicing (a division of Wells Fargo Bank, N.A.), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Commercial Mortgage Servicing complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material aspects.



/s/ KPMG LLP


February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (g)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  Suite 1500
  2100 Ross Avenue
  Dallas, Texas 75201

* Phone: (214) 969-8000
  Fax:   (214) 969-8587
  Telex: 6710375
  www.ey.com


Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ARCap Servicing, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Servicing, Inc. (the Company) complied with the minimum servicing standards as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2005. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 16, 2006


A Member Practice of Ernst & Young Global


(page)


Attachment A


Minimum Servicing Standards


I. Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
*   be mathematically accurate;
*   be prepared within forty-five (45) calendar days after the cutoff date
* be reviewed and approved by someone other than the person who prepared the reconciliation; and
* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


(page)


2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI. Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).


(page)


VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (h)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.


We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Commercial Mortgage Servicing (a division of Wells Fargo Bank, N.A.), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Commercial Mortgage Servicing complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material aspects.



/s/ KPMG LLP


February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (i)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.


We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Commercial Mortgage Servicing (a division of Wells Fargo Bank, N.A.), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Commercial Mortgage Servicing complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material aspects.



/s/ KPMG LLP


February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (j)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.


We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Commercial Mortgage Servicing (a division of Wells Fargo Bank, N.A.), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Commercial Mortgage Servicing complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material aspects.


/s/ KPMG LLP


February 21, 2006


KPMG LLP a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative





  EX-99.2 (a)
(logo)WELLS
      FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA 94520
800 986-9711

Management Assertion
February 21, 2006


As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing criteria set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an error and omissions policy in the amount of $50,000,000.

Very Truly Yours,

Wells Fargo Commercial Mortgage Servicing


/s/ Kathryn O'Neal
Kathryn O'Neal
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Commercial Mortgage Servicing





  EX-99.2 (b)
(logo)WELLS
      FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA 94520
800 986-9711

Management Assertion
February 21, 2006


As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing criteria set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an error and omissions policy in the amount of $50,000,000.

Very Truly Yours,

Wells Fargo Commercial Mortgage Servicing


/s/ Kathryn O'Neal
Kathryn O'Neal
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Commercial Mortgage Servicing





  EX-99.2 (c)
Exhibit I


Management's Assertion Concerning Compliance
With Minimum Master Servicing Standards

February 27, 2006

As of and for the year ended December 31, 2005, for the master servicing transactions included in Exhibit II. GMAC Commercial Mortgage Corporation has complied, in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit III), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement that reconciling items shall be resolved within ninety (90) calendar days of identification, for which the company was not in compliance.


As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer

(page)

Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

ACMF I SERIES 1997-C1
AETNA SERIES 1995-05
AMERICAN SOUTHWEST SERIES 1993-2
ASC SERIES 1996-D3
ASC SERIES 1997-D4
ATHERTON 1997-1
ATHERTON 1998-A
ATHERTON 1999-A
ATHERTON WAREHOUSE-AW9601
ATHERTON-PW WAREHOUSE
BACM 2001-C1
BANK OF AMERICA 2002-X1
BKB SERIES 1997-C1 (LB)
CALSTERS 2002 C6
CALWEST 2003-CALW
CAPCO SERIES 1998-D7
CCMSC 2001-245 PRK AVE
CDC 2002-FX1
CDO SERIES 2004-1
CG SERIES 2005-EMG
CGMT SERIES 2004-FL1
CHASE SERIES 1996-1
CHASE SERIES 1996-2
CHASE SERIES 1997-1
CHASE SERIES 1997-2
CHASE SERIES 1998-2
CHASE SERIES 2000-FL1
CHASE-FIRST UNION 1999-1
CITICORP LEASE TRUST 1999-1
COLUMN SERIES 2002 CCL1
COMM 2001-J2
COMM 2003-LNB1
COMM 2005-FL11
COMM SERIES 2001-FL5
COMM SERIES 2004-LNB2
COMM SERIES 2004-LNB4
COMM SERIES 2005-C6
CREST GSTAR 2001-1
CSFB SERIES 1995-Ml
CSFB SERIES 1997-PS1
CSFB SERIES 1998-PS2
CSFB SERIES 1999-PS3
CSFB SERIES 2000-C1
CSFB SERIES 2000-PS4
CSFB SERIES 2001-CF2

(page)

CSFB SERIES 2001-SPG1
CSFB SERIES 2005-C1
CSFB SERIES 2005-C5
DAIWA 1993-1
DLJ SERIES 1996-CF1
DLJ SERIES 1997-CF1
EDI
EDII
EMAC 1998
EMAC 1999
EMAC 2000
FMAC 1991-A
FMAC 1993-B
FMAC 1994-A
FMAC 1995-B
FMAC 1996-B
FMAC 1997-A
FMAC 1997-B
FMAC 1997-C
FMAC 1998-A
FMAC 1998-B
FMAC 1998-C
FMAC 1998-D
FMAC 2000-A
FMHA
FNMA SERIES 1998-M1
FOREST CITY 1994-1
FREEHOLD RACEWAY
G3 STRATEGIC INV 2002-WL1
GCCF SERIES 2005-GG3
GFCM 2003-1
GGP MALL PROP TR-SERIES 2001-GGP1
GMACCM SERIES 1996-C1
GMACCM SERIES 1997-C1
GMACCM SERIES 1997-C2
GMACCM SERIES 1998-C1
GMACCM SERIES 1998-C2
GMACCM SERIES 1999-C1
GMACCM SERIES 1999-C2
GMACCM SERIES 1999-C3
GMACCM SERIES 1999-CTL1
GMACCM SERIES 2000-C1
GMACCM SERIES 2000-C2
GMACCM SERIES 2000-C3
GMACCM SERIES 2000-FL1
GMACCM SERIES 2000-FL-F
GMACCM SERIES 2001-A
GMACCM SERIES 2001-C1
GMACCM SERIES 2001-C2
GMACCM SERIES 2001-FL1
GMACCM SERIES 2002-C1

(page)

GMACCM SERIES 2002-C2
GMACCM SERIES 2002-C3
GMACCM SERIES 2002-FL1
GMACCM SERIES 2003 SENIORS
GMACCM SERIES 2003-C1
GMACCM SERIES 2003-C2
GMACCM SERIES 2003-C3
GMACCM SERIES 2003-FL1
GMACCM SERIES 2003-FLA
GMACCM SERIES 2003-FL-SNF
GMACCM SERIES 2004-C1
GMACCM SERIES 2004-C2
GMACCM SERIES 2004-C3
GMACCM SERIES 2005-C1
G-MAX 2002-FLA
GMAX 2002-FX-1
GOLDMAN SACHS SERIES 1997-GLI
GOLDMAN SACHS SERIES 1998-C1
GOLDMAN SACHS SERIES 1998-GLII
GOLDMAN SACHS SERIES 1999-C1
GOLDMAN SACHS SERIES 2001-1285
GOLDMAN SACHS SERIES 2001-GL3
GOLDMAN SACHS SERIES 2001-ROCK
GOLDMAN SACHS SERIES 2002-GSFL V
GOLDMAN SACHS SERIES 2003-C1
GOLDMAN SACHS SERIES 2005-GG4
GOLDMAN SACHS SERIES 2005-GSFL VII
HEALTHFUND 1999-1
HUD
IPS 2005-1
JP MORGAN CHASE SERIES 2001-A
JP MORGAN CHASE SERIES 2001-CIBC1
JP MORGAN CHASE SERIES 2002-C3
JP MORGAN CHASE SERIES 2004-C1
JP MORGAN CHASE SERIES 2004-C2
JP MORGAN CHASE SERIES 2004-CIBC10
JP MORGAN CHASE SERIES 2004-CIBC8
JP MORGAN CHASE SERIES 2004-CIBC9
JP MORGAN CHASE SERIES 2004-LN2
JP MORGAN CHASE SERIES 2005-CIBC11
JP MORGAN CHASE SERIES 2005-CIBC12
JP MORGAN CHASE SERIES 2005-LDP3
JP MORGAN CHASE SERIES 2005-LDP4
JP MORGAN CHASE SERIES 2005-LDP5
LEHMAN BROTHERS SERIES 1992-2
LEHMAN BROTHERS SERIES 1992-1
LEHMAN BROTHERS SERIES 1995-C2
LEHMAN BROTHERS SERIES 1996-C2
LEHMAN BROTHERS SERIES 1998-C1
LIBRARY TOWER 1998-1
LK94C2

(page)

LONG LANE MASTER TRUST IV
LTC SERIES 1998-1
MCF 1996-MC2 (NATIONS)
MCF SERIES 1996-MC1
MCF SERIES 1998-MC1
MCF SERIES 1998-MC3
MERRILL LYNCH SERIES 1995-C3
MERRILL LYNCH SERIES 1996-C1
MERRILL LYNCH SERIES 1997-C1
MERRILL LYNCH SERIES 1998-C1-CTL
MERRILL LYNCH SERIES 1999 C2
MERRILL LYNCH SERIES 2000 CANADA 3
MERRILL LYNCH SERIES 2000-C4
MERRILL LYNCH SERIES 2001-05
MERRILL LYNCH SERIES 2002-BC2P
MERRILL LYNCH SERIES 2002-C7
MERRILL LYNCH SERIES 2002-C8
MERRILL LYNCH SERIES 2003 C-11
MERRILL LYNCH SERIES 2003-C10
MERRILL LYNCH SERIES 2003-C9
MERRILL LYNCH SERIES SERIES 2000-BELL MOBILITY
MERRILL LYNCH SERIES 2005-LC1
MORGAN STANLEY SERIES 1996-C1
MORGAN STANLEY SERIES 1997-C1
MORGAN STANLEY SERIES 1997-XL1
MORGAN STANLEY SERIES 1998-CF1
MORGAN STANLEY SERIES 1998-HF1
MORGAN STANLEY SERIES 1998-HF2
MORGAN STANLEY SERIES 1999-RM1
MSDW SERIES 1997-HF1
MSDW SERIES 1999-FNV1
MSDW SERIES 2001-IQ
MSDW SERIES 2001-PPM
MSDW SERIES 2002-HQ
MSDW SERIES 2002-IQ3
MSDW SERIES 2002-WM
MSDW SERIES 2003-IQ4
MSDW SERIES 2003-IQ5
MSDW SERIES 2003-IQ5 - B&B NOTES
MSDW SERIES 2005- IQ-10
NATIONS LINK SERIES 1996-1
NEW ENGLAN MUTUAL
NOMURA SERIES 1993 1 (HM9301)
NOMURA SERIES 1995 MD IV
NOMURA SERIES 1996 MD V
NOMURA SERIES 1996 MD VI
NOMURA SERIES 1998-D6
OREGON SERIES 1995-1
PAINE WEBBER 1996-13
PRUDENTIAL SECURITIES CREDIT
REAL - T SERIES 2004-1

(page)

SALOMON BROTHERS SERIES 1999-C1
SALOMON BROTHERS SERIES 2000-C1
SASCO SERIES 1997-LL1
SDG MACERICH (CMO)
SL COMMERCIAL 1997 C1
SOLAR TRUST SERIES 2001-1
SOLAR TRUST SERIES 2002-1
SOLAR TRUST SERIES 2003-CC1
U-HAUL SERIES 1993-1
USGI 1992-1

(page)

Exhibit III

GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;

   * be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

   * be reviewed and approved by someone other than the person who prepared the reconciliation; and

   * evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

(page)

IV. INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI. MONITORING OF SUBSERVICER COMPLIANCE

1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.





  EX-99.2 (d)
(logo) LNR
Partners, Inc.

March 13, 2006


Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention:   Corporate Trust Department
             GSMSC 2005-GG4

Re: Annual Independent Public Accountant's Servicing Report
    Pooling and Servicing Agreement
    GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 2005-GG4

To Whom It May Concern:

As of and for the year ended December 31, 2005, LNR Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the Special Servicer as noted in the attachment to this assertion. As of and for this same period, LNR Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LNR PARTNERS, INC.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc: GMAC Commercial Mortgage Corp.
    550 California Street
    San Francisco, CA 94104
    Henry Bieber



1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601

(page)

GSMS 2005-GG4
March 13, 2006
Page 2


Goldman, Sachs & Co.
85 Broad Street
New York, NY 10004
Emily Brooks

Moody's Investor's Service, Inc.
99 Church Street
New York, NY 10007
Commercial Mortgage Surveillance Group

Standard & Poor's Rating Services, Inc.
55 Water Street
New York, NY 10004
CMBS Surveillance Department

Fitch, Inc.
One State Street Plaza, 31st Floor
New York, NY 10004
Commercial Mortgage-Backed Surveillance

Greenwich Capital Markets, Inc.
600 Steamboat Road
Greenwich, CT 06830
Perry Gershon

Credit Suisse First Boston, LLC
11 Madison Avenue
New York, NY 10010
Jeffrey Altabef

Bear, Stearns & Co. Inc.
383 Madison Avenue
New York, NY 10179
Richard Ruffer

Morgan Stanley & Co.
1585 Broadway
New York, NY 10036
Anthony J. Sfarra

(page)

GSMS 2005-GG4
March 13, 2006
Page 3


Wachovia Capital Markets, LLC
301 S. College Street
Charlotte, NC 28288
Roger Culp





  EX-99.2 (e)
Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ARCap Servicing, Inc. (the Company), are responsible for complying with the servicing standards identified in Attachment A ("the minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $10,000,000 aggregate, $5,000,000 per loss and an errors and omissions policy in the amount of $10,000,000.



/s/ Christopher Crouch
Christopher Crouch, Servicing Officer
of ARCap Servicing, Inc.

February 16, 2006

[PAGE]

Attachment A

Minimum Servicing Standards


I.   Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
       *  be mathematically accurate;
       *  be prepared within forty-five (45) calendar days after the cutoff date
       * be reviewed and approved by someone other than the person who prepared the reconciliation; and
       * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

[PAGE]

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

[PAGE]

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (f)
(logo)WELLS
      FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA 94520
800 986-9711

Management Assertion
February 21, 2006


As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing criteria set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an error and omissions policy in the amount of $50,000,000.

Very Truly Yours,

Wells Fargo Commercial Mortgage Servicing


/s/ Kathryn O'Neal
Kathryn O'Neal
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Commercial Mortgage Servicing





  EX-99.2 (g)
Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ARCap Servicing, Inc. (the Company), are responsible for complying with the servicing standards identified in Attachment A ("the minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $10,000,000 aggregate, $5,000,000 per loss and an errors and omissions policy in the amount of $10,000,000.



/s/ Christopher Crouch
Christopher Crouch, Servicing Officer
of ARCap Servicing, Inc.

February 16, 2006


(page)


Attachment A


Minimum Servicing Standards



I. Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
*   be mathematically accurate;
*   be prepared within forty-five (45) calendar days after the cutoff date
* be reviewed and approved by someone other than the person who prepared the reconciliation; and
* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


(page)


2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI. Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).


(page)


VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (h)
(logo)WELLS
      FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA 94520
800 986-9711

Management Assertion
February 21, 2006


As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing criteria set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an error and omissions policy in the amount of $50,000,000.

Very Truly Yours,

Wells Fargo Commercial Mortgage Servicing


/s/ Kathryn O'Neal
Kathryn O'Neal
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Commercial Mortgage Servicing





  EX-99.2 (i)
(logo)WELLS
      FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA 94520
800 986-9711

Management Assertion
February 21, 2006


As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing criteria set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an error and omissions policy in the amount of $50,000,000.

Very Truly Yours,

Wells Fargo Commercial Mortgage Servicing


/s/ Kathryn O'Neal
Kathryn O'Neal
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Commercial Mortgage Servicing





  EX-99.2 (j)
(logo)WELLS
      FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA 94520
800 986-9711


Management Assertion
February 21, 2006


As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing criteria set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an error and omissions policy in the amount of $50,000,000.

Very Truly Yours,

Wells Fargo Commercial Mortgage Servicing


/s/ Kathryn O'Neal
Kathryn O'Neal
Senior Vice President
Wells Fargo Commercial Mortgage Servicing


/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Commercial Mortgage Servicing





  EX-99.3 (a)
(logo) WELLS
       FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA
800 986-9711



ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE



RE: Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through
    Certificates, Series FB 2005-1.

In accordance with Section 3.16 of the the Pooling and Servicing Agreement, dated as of August 25, 2005 (the "Pooling and Servicing Agreement"), among Morgan Stanley Capital I, Inc., as depositor (the "Depositor"), Wells Fargo Bank, National Association, as servicer and special servicer (the "Servicer" and "Special Servicer"), LaSalle Bank National Association, as trustee (the "Trustee "), and ABN AMRO Bank N.V., as fiscal agent (the "Fiscal Agent") and the related Lead Servicing Agreements naming Wells Fargo Bank, National Association as "Lead Servicer" for the 1345 Avenue of the Americas and Park Avenue Plaza Loans, I as authorized agent of the Master Servicer certify that (A) a review of the activities of the Lead Servicer during the preceding calendar year or portion thereof and of the performance of the Lead Servicer under this Agreement has been made under such officer's supervision and (B) to the best of such officer's knowledge, based on such review, the Lead Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year.



Wells Fargo Bank, National Association
"Servicer"

/s/ Margaret Gremore

Margaret Gremore
Vice President
Wells Fargo Bank, National Association
Commercial Mortgage





  EX-99.3 (b)
(logo) WELLS
       FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA
800 986-9711



ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE



RE: Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through
    Certificates, Series FB 2005-1.

In accordance with Section 3.16 of the the Pooling and Servicing Agreement, dated as of August 25, 2005 (the "Pooling and Servicing Agreement"), among Morgan Stanley Capital I, Inc., as depositor (the "Depositor"), Wells Fargo Bank, National Association, as servicer and special servicer (the "Servicer" and "Special Servicer"), LaSalle Bank National Association, as trustee (the "Trustee "), and ABN AMRO Bank N.V., as fiscal agent (the "Fiscal Agent") and the related Lead Servicing Agreements naming Wells Fargo Bank, National Association as "Lead Servicer" for the 1345 Avenue of the Americas and Park Avenue Plaza Loans, I as authorized agent of the Master Servicer certify that (A) a review of the activities of the Lead Servicer during the preceding calendar year or portion thereof and of the performance of the Lead Servicer under this Agreement has been made under such officer's supervision and (B) to the best of such officer's knowledge, based on such review, the Lead Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year.



Wells Fargo Bank, National Association
"Servicer"

/s/ Margaret Gremore

Margaret Gremore
Vice President
Wells Fargo Bank, National Association
Commercial Mortgage





  EX-99.3 (c)
(logo) GMAC
Commercial Mortgage



Annual Statement as to Compliance
For the Year Ended December 31, 2005


GSMC II
Series 2005-GG4


Pursuant to Section 3.14 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:

i. A review of the activities of GMAC Commercial Mortgage Corporation as Master Servicer during the period, and of its performance under this Trust and Servicing Agreement, has been made under my supervision.

ii. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Master Servicer, has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

iii. To the best of my knowledge, each related Subservicer has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

iv. GMAC Commercial Mortgage Corporation, as Servicer, has received no notice regarding qualifications, or challenging the status, of any REMIC Pool as a REMIC or the status of either Grantor Trust Pool as a Grantor Trust or otherwise asserting a tax on the income or assets of any portion of the Trust Fund from the Internal Revenue Service or any other governmental agency or body.

GMAC COMMERCIAL MORTGAGE CORPORATION


/s/ Mark E. McCool


By:    Mark E. McCool
Title: Senior Vice President
Date:  February 20, 2006


..957 A

200 Witmer Road - P.O. Box 1015 - Horsham, PA 19044-8015





  EX-99.3 (d)
CERTIFICATE OF OFFICER
OF
LNR PARTNERS, INC.

Pooling and Servicing Agreement
dated as of June 1, 2005 (the "Agreement"), by and among GS Mortgage Securities Corporation II, as Depositor
GMAC Commercial Mortgage Corporation, as Master Servicer,
Wells Fargo Bank, N.A., as Trustee
and LNR Partners Inc., as Special Servicer
(GSMS 2005-GG4)


The undersigned, Susan K. Chapman, as Vice President of LNR Partners, Inc., a Florida Corporation (the "Company"), in accordance with Section 3.14 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 2005 and of the Company's performance under the Agreement has been made under my supervision,
(ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement throughout such period ended December 31, 2005, (iii) the Company has not appointed any Sub-Servicer or engaged in any Sub-Servicing agreements pursuant to which Sub-Servicers have any obligations to fulfill, (iv) the Company has maintained an effective internal control system over the servicing of the servicing of the mortgage loans, and (v) the Company has received no notice regarding qualification, or challenging the status, of any portion of the Trust Fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2006.



/s/ Susan K. Chapman
Susan K. Chapman
Vice President
LNR Partners, Inc.





  EX-99.3 (e)
OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of October 1, 2005, relating to the Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-TOP20, hereby certifies as follows:


1. a review of the activities of the Special Servicer during the preceding calendar year or portion thereof and of the performance of the Special Servicer under the Pooling and Servicing Agreement has been made under the undersigned officer's supervision; and

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement in all material respects throughout such year.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the 28th day of February, 2006, I have hereunto signed my name.

ARCap SERVICING, INC.,
a Delaware corporation

By: /s/ James L. Duggins
    James L. Duggins, President





  EX-99.3 (f)
(logo) WELLS
       FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA
800 986-9711


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE



RE: Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through
    Certificates, Series 2005-TOP 19.

In accordance with Section 8.12 of the the Pooling and Servicing Agreement, dated as of July 1, 2005 (the "Pooling and Servicing Agreement"), among Morgan Stanley Capital I, Inc., as depositor (the "Depositor"), Wells Fargo Bank, National Association, as master servicer (the "Master Servicer"), ARCap Servicing, Inc. as special servicer (the "Special Servicer"), LaSalle Bank National Association, as trustee (the "Trustee"), Wells Fargo Bank, National Association, as paying agent and certificate registrar (the "Paying Agent" and "Certificate Registrar"), and ABN AMRO Bank N.V.,. as fiscal agent (the "Fiscal Agent") and the related Lead Servicing Agreements naming Wells Fargo Bank, National Association as "Lead Servicer" for the Hinckley Portfolio, I as authorized agent of the Master Servicer certify that (A) a review of the activities of the Lead Servicer during the preceding calendar year or portion thereof and of the performance of the Lead Servicer under this Agreement has been made under such officer's supervision and (B) to the best of such officer's knowledge, based on such review, the Lead Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year.



Wells Fargo Bank, National Association
"Master Servicer"


/s/ Margaret Gremore


Margaret Gremore
Vice President
Wells Fargo Bank, National Association
Commercial Mortgage





  EX-99.3 (g)
OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of July 1, 2005, relating to the Morgan Stanley Capital I Inc, Commercial Mortgage Pass-Through Certificates, Series 2005-TOP19, hereby certifies as follows:

1. a review of the activities of the Special Servicer during the preceding calendar year or portion thereof and of the performance of the Special Servicer under the Pooling and Servicing Agreement has been made under the undersigned officer's supervision; and

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement in all material respects throughout such year.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the 28th of February, 2006, I have hereunto signed my name.

ARCap SERVICING, INC.,
a Delaware corporation

BY:/s/ James L. Duggins
   James L. Duggins, President





  EX-99.3 (h)
(logo) WELLS
       FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA
800 986-9711



ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE



RE: Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through
    Certificates, Series FB 2005-1.

In accordance with Section 3.16 of the the Pooling and Servicing Agreement, dated as of August 25, 2005 (the "Pooling and Servicing Agreement"), among Morgan Stanley Capital I, Inc., as depositor (the "Depositor"), Wells Fargo Bank, National Association, as servicer and special servicer (the "Servicer" and "Special Servicer"), LaSalle Bank National Association, as trustee (the "Trustee "), and ABN AMRO Bank N.V., as fiscal agent (the "Fiscal Agent") and the related Lead Servicing Agreements naming Wells Fargo Bank, National Association as "Lead Servicer" for the 1345 Avenue of the Americas and Park Avenue Plaza Loans, I as authorized agent of the Master Servicer certify that (A) a review of the activities of the Lead Servicer during the preceding calendar year or portion thereof and of the performance of the Lead Servicer under this Agreement has been made under such officer's supervision and (B) to the best of such officer's knowledge, based on such review, the Lead Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year.



Wells Fargo Bank, National Association
"Servicer"

/s/ Margaret Gremore

Margaret Gremore
Vice President
Wells Fargo Bank, National Association
Commercial Mortgage





  EX-99.3 (i)
(logo) WELLS
       FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA
800 986-9711



ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE



RE: Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through
    Certificates, Series FB 2005-1.

In accordance with Section 3.16 of the the Pooling and Servicing Agreement, dated as of August 25, 2005 (the "Pooling and Servicing Agreement"), among Morgan Stanley Capital I, Inc., as depositor (the "Depositor"), Wells Fargo Bank, National Association, as servicer and special servicer (the "Servicer" and "Special Servicer"), LaSalle Bank National Association, as trustee (the "Trustee "), and ABN AMRO Bank N.V., as fiscal agent (the "Fiscal Agent") and the related Lead Servicing Agreements naming Wells Fargo Bank, National Association as "Lead Servicer" for the 1345 Avenue of the Americas and Park Avenue Plaza Loans, I as authorized agent of the Master Servicer certify that (A) a review of the activities of the Lead Servicer during the preceding calendar year or portion thereof and of the performance of the Lead Servicer under this Agreement has been made under such officer's supervision and (B) to the best of such officer's knowledge, based on such review, the Lead Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year.



Wells Fargo Bank, National Association
"Servicer"

/s/ Margaret Gremore

Margaret Gremore
Vice President
Wells Fargo Bank, National Association
Commercial Mortgage





  EX-99.3 (j)
(logo)WELLS
      FARGO


Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA
800 986-9711


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE


RE: Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-TOP20

In accordance with Section 8.12 of the Pooling and Servicing Agreement, (the "Agreement") dated October 1, 2005 executed by and between Bear Stearns Commercial Mortgage Securities Inc., (as "Depositor"), Wells Fargo Bank, National Association, (as "Master Servicer"), ARCap Servicing, Inc., (as "Special Servicer"), LaSalle Bank National Association, (as "Trustee"), Wells Fargo Bank, National Association, (as "Paying Agent" and "Certificate Registrar") and ABN AMRO Bank N.V., (as "Fiscal Agent") as authorized officer of the Master Servicer, Wells Fargo Bank National Association, I certify that (A) a review of the activities of the Master Servicer during the preceding calendar year or portion thereof and of the performance of the Master Servicer under this Agreement has been made under such officer's supervision and (B) to the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year.


Wells Fargo Bank, National Association
"Master Servicer"


/s/ Margaret Gremore

Margaret Gremore
Vice President
Wells Fargo Bank National Association
Commercial Mortgage


2006-620






  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            1,039,723.68          2,211,109.91                 0.00             124,538,890.09
   A-2                            1,618,850.26                  0.00                 0.00             189,450,000.00
   A-3                            1,534,024.01                  0.00                 0.00             176,000,000.00
   A-4A                           8,323,439.95                  0.00                 0.00             954,956,000.00
   A-4B                           1,140,198.20                  0.00                 0.00             130,816,000.00
   A-AB                           1,239,105.42                  0.00                 0.00             142,600,000.00
   A-J                            1,287,351.20                  0.00                 0.00             147,699,000.00
   B                                135,517.07                  0.00                 0.00              15,548,000.00
   C                                180,683.63                  0.00                 0.00              20,730,000.00
   D                                135,508.36                  0.00                 0.00              15,547,000.00
   E                                248,433.45                  0.00                 0.00              28,503,000.00
   F                                158,100.35                  0.00                 0.00              18,139,000.00
   G                                158,100.35                  0.00                 0.00              18,139,000.00
   H                                203,266.89                  0.00                 0.00              23,321,000.00
   J                                158,091.63                  0.00                 0.00              18,138,000.00
   K                                 42,958.44                  0.00                 0.00               5,183,000.00
   L                                 64,425.22                  0.00                 0.00               7,773,000.00
   LF                               165,842.73                  0.00                 0.00              20,000,000.00
   M                                 64,433.50                  0.00                 0.00               7,774,000.00
   N                                 21,475.08                  0.00                 0.00               2,591,000.00
   O                                 21,475.08                  0.00                 0.00               2,591,000.00
   P                                 42,958.44                  0.00                 0.00               5,183,000.00
   Q                                128,863.92                  0.00                 0.00              15,547,628.00
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   R-III                                  0.00                  0.00                 0.00                       0.00
   X                                117,172.18                  0.00                 0.00           2,070,767,518.09